Form 10-K
period 2006-12-31
Merrill Lynch Mortgage Investors Trust Series MLCC 2006-3
filed 2007-03-30
CIK 1374561

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-130545-30

       Merrill Lynch Mortgage Investors Trust, Series MLCC 2006-3
       (exact name of issuing entity as specified in its charter)

       Merrill Lynch Mortgage Investors, Inc.
       (exact name of the depositor as specified in its charter)

       Merrill Lynch Mortgage Lending, Inc.
       (exact name of the sponsor as specified in its charter)


  New York                                          51-0611695
  (State or other jurisdiction of                   51-0611696
  incorporation or organization)                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

        None.


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

 Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            Not Applicable.

  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.

            Not Applicable.

  Item 1117 of Regulation AB, Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.

  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.

            Information required by Item 1119 was provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933, under the same Central Index Key (CIK) code as this annual report on Form 10-K. No material changes to such information have occurred since the initial Rule 424 filing.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

             See Item 15, exhibits (33) and (34) and as otherwise disclosed below.

               The assessment of compliance of PHH Mortgage Corporation ("PHH") disclosed the following instances of material noncompliance with the servicing criteria, applicable to PHH during the year ended December 31, 2006: (i) 1122(d)(1)(i) - PHH had not instituted policies and procedures to specifically monitor performance or other triggers or events of default stated in the transaction agreements; (ii) 1122(d)(1)(iv) - during the months of July, August, and September, PHH's minimum coverage requirement exceeded its $160 million fidelity bond by amounts ranging up to approximately $1.3 million; (iii) 1122(d)(3)(i)(A) - PHH did not maintain or provide one of the required monthly reports stated in the transaction agreements during the year; and (iv) 1122(d)(3)(i)(D) - PHH did not perform procedures to agree the unpaid principal balance and number of loans serviced by PHH with that of the investors or trustees. As such assessment further states, effective September 27, 2006, PHH's fidelity bond was increased to $170 million."

               The assessment of compliance of Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets. Such assessment further states that all such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. The assessment also indicates that all necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

               Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, Assessment of Compliance and related Attestation Report of PHH Mortgage Corporation, as Servicer, did not address each of the servicing criteria that the Servicer was required to address under the terms of the related Servicing Agreement. The Servicer has not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreement in the Servicer's Compliance Statement provided under Item 1123 of Regulation AB, because the Servicer asserts that those items are not applicable to the Servicer.
               Each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report.


  Item 1123 of Regulation AB, Servicer Compliance Statement.

            See Item 15, exhibit (35).



                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits

  (4.1) Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on
        November 14, 2006)

 (10.1) Mortgage Loan Sale and Assignment Agreement (filed as an exhibit to Form
        8-K on November 14, 2006)

 (10.2) Seller's Warranties and Servicing Agreement, dated as of July 1, 2006, between Merrill Lynch Mortgage Lending, Inc. and Wells Fargo Bank, N.A. (filed as an exhibit to Form 8-K on November 14, 2006)

 (10.3) Assignment, Assumption and Recognition Agreement, dated as of October 1,
        2006, between Merrill Lynch Mortgage Lending, Inc., Merrill Lynch Mortgage Investors, Inc. and Wells Fargo Bank, N.A., as a servicer (filed as an exhibit to Form 8-K on November 14, 2006).

   (31) Sarbanes-Oxley Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) PHH Mortgage Corporation, as Servicer <F1>
      b) Wells Fargo Bank, N.A., as Master Servicer <F1>
      c) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      d) Wells Fargo Bank, N.A., as Custodian <F1>



     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) PHH Mortgage Corporation, as Servicer <F1>
      b) Wells Fargo Bank, N.A., as Master Servicer <F1>
      c) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      d) Wells Fargo Bank, N.A., as Custodian <F1>


     (35) Servicer compliance statement.


      a) PHH Mortgage Corporation, as Servicer <F1>
      b) Wells Fargo Bank, N.A., as Master Servicer <F1>
      c) Wells Fargo Bank, N.A., as Securities Administrator <F1>




   (b) See 15(a).

   (c) Omitted.


  <F1> Filed herewith.




                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Merrill Lynch Mortgage Investors Trust, Series MLCC 2006-3
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ Diane Courtney
    Diane Courtney, Vice President
    (senior officer in charge of the servicing function of the master servicer)

    Date:      March 30, 2007


  Exhibit Index

  Exhibit No.

  (4.1) Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on
        November 14, 2006)

 (10.1) Mortgage Loan Sale and Assignment Agreement (filed as an exhibit to Form
        8-K on November 14, 2006)

 (10.2) Seller's Warranties and Servicing Agreement, dated as of July 1, 2006, between Merrill Lynch Mortgage Lending, Inc. and Wells Fargo Bank, N.A. (filed as an exhibit to Form 8-K on November 14, 2006)

 (10.3) Assignment, Assumption and Recognition Agreement, dated as of October 1,
        2006, between Merrill Lynch Mortgage Lending, Inc., Merrill Lynch Mortgage Investors, Inc. and Wells Fargo Bank, N.A., as a servicer (filed as an exhibit to Form 8-K on November 14, 2006).

   (31) Sarbanes-Oxley Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) PHH Mortgage Corporation, as Servicer
      b) Wells Fargo Bank, N.A., as Master Servicer
      c) Wells Fargo Bank, N.A., as Securities Administrator
      d) Wells Fargo Bank, N.A., as Custodian


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) PHH Mortgage Corporation, as Servicer
      b) Wells Fargo Bank, N.A., as Master Servicer
      c) Wells Fargo Bank, N.A., as Securities Administrator
      d) Wells Fargo Bank, N.A., as Custodian


     (35) Servicer compliance statement.


      a) PHH Mortgage Corporation, as Servicer
      b) Wells Fargo Bank, N.A., as Master Servicer
      c) Wells Fargo Bank, N.A., as Securities Administrator



  EX-31 Sarbanes-Oxley Certification

  Merrill Lynch Mortgage Investors, Inc.
  250 Vesey Street
  4 World Financial Center, 10th Floor
  New York, New York 10080

  Wells Fargo Bank, N.A.
  9062 Old Annapolis Road
  Columbia, MD 21045

  Re: Merrill Lynch Mortgage Investors Trust Series MLCC 2006-3

  I, Diane Courtney, certify that:

  1. I have reviewed the report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Merrill Lynch Mortgage Investors Trust, MLCC Series 2006-3 (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the servicer(s) and based on my knowledge and the compliance review(s) conducted in preparing the servicer compliance statement(s) required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicer(s) have fulfilled their obligations under the servicing agreement(s) in all material respects; and

  5. All of the reports on assessment of compliance with servicing criteria for ABS and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: PHH Mortgage Corporation, as Servicer.

     Dated:    March 30, 2007

     /s/ Diane Courtney
     Signature

     Vice President
     Title
     (senior officer in charge of the servicing function of the master servicer)


EX-33 (a)
PHH Mortgage
(logo) PHH
3000 Leadenhall Road
Mt. Laurel, NJ 08054

REPORT ON ASSESSMENT OF COMPLIANCE WITH REGULATION AB
SERVICING CRITERIA

PHH Mortgage Corporation (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Perod"), with the servicing criteria set forth in Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), except for criteria set forth in Section 229.1122(d)(3)(i)(c),
(d)(4)(ii), (d)(4)(xv) and (d)(1)(iii) of the CFR, which the Asserting Party has concluded are not applicable to the servicing activities it performs with respect to the transactions covered by this report (the "Applicable Servicing Criteria"). The criteria set forth in Section 229.1122 (d)(4)(vii) and
(d)(4)(xi) of the CFR are performed by outsource providers on behalf of the Asserting Party; however, the Asserting Party has monitored the outsourcing of these criteria and assumes responsibility for compliance. The transactions covered by this report include all non-agency loan sale agreements executed after January 1, 2006 as well as all re-securitization transactions after January 1, 2006 for which the Asserting Party served as servicer (the "Platform").

The Asserting Party has assessed its compliance with the Servicing Criteria as of December 31, 2006 and for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Servicing Criteria with respect to the Platform taken as a whole except for as discussed below:

Standard                Description
1122(d)(1)(i)   The Asserting Party has not instituted policies and procedures to specifically monitor performance or other triggers or events of default stated in the transaction agreements
1122(d)(1)(iv)  During the months of July, August, and September, the Company's minimum coverage requirement exceeded its $160 million fidelity bond by amounts ranging up to approximately $1.3 million.
1122(d)(3)(i)(A)The Asserting Party did not maintain or provide one of the required monthly reports stated in the transaction agreements during the year
1122(d)(3)(i)(D)The Asserting Party did not perform procedures to agree the unpaid principal balance and number of loans serviced by the Asserting Party with that of the investors or trustees

Deloitte & Touche, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Servicing Criteria for the Reporting Period as set forth in this assertion.

PHH Mortgage Corporation

Date: February 28, 2007

/s/ Terence W. Edwards
Terence W. Edwards
President and Chief Executive Officer

/s/ Mark Danahy
Mark Danahy
Senior Vice President and Chief Financial Officer

/s/ Martin L. Foster
Martin L. Foster
Senior Vice President - Loan Servicing





EX-33 (b)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (c)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (d)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





EX-34 (a)
Deloitte

Deloitte & Touche LLP
1700 Market Street
Philadelphia, PA 19103-3984
USA
Tel: +1 215 246 2300
Fax: +1 215 569 2441
www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To PHH Mortgage Corporation:

We have examined PHH Mortgage Corporation's (the "Company's") compliance with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for PHH Mortgage Corporation's Regulation AB
Platform (the "Platform") described in the accompanying Management's Report on Assessment of Compliance with Regulation AB Servicing Criteria as of and for the year ended December 31, 2006, excluding criteria 1122 (d)(1)(iii), (d)(3)(i)(C),
(d)(4)(ii), and (d)(4)(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion, for servicing criteria 1122 (d)(4)(vii) and (d)(4)(xi), the Company has engaged a vendor to perform certain activities required by this servicing criteria. The Company has determined that this vendor is not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to this vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to this vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendor and related criteria as described in its assertion, and we performed no procedures with respect to the Company's determination of its eligibility to use Interpretation 17.06.

Member of
Deloitte Touche Tohmatsu


(page)


Our examination disclosed the following material noncompliance with criteria applicable to the Company during the year ended December 31, 2006:

Standard                Description
1122(d)(1)(i)    The Company has not instituted policies and procedures to
                 specifically monitor performance or other triggers or events of default stated in the transaction agreements
1122(d)(1)(iv)   During the months of July, August, and September, the Company's minimum coverage requirement exceeded its $160 million fidelity bond by amounts ranging up to approximately $1.3 million.
                 Effective September 27, 2006, the Company's fidelity bond was increased to $170 million.
1122(d)(3)(i)(A) The Company did not maintain or provide one of the required monthly reports stated in the transaction agreements during the year
1122(d)(3)(i)(D) The Company did not perform procedures to agree the unpaid principal balance and number of loans serviced by the Company with that of the investors or trustees

In our opinion, except for the material noncompliance described in the preceding paragraph, the Company complied, in all material respects, with the aforementioned applicable servicing criteria for the PHH Mortgage Corporation's Regulation AB Platform as of and for the year ended December 31, 2006.

/s/ Deloitte & Touche LLP

February 28, 2007





EX-34 (b)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (c)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (d)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-35 (a)
PHH Mortgage
(logo) PHH
4001 Leadenhall Road
Mt. Laurel, NJ 08054


March 7, 2007

WELLS FARGO BANK, NA
Servicer Oversight Group, Yvonne Williams
9062 Old Annapolis Road
Columbia, MD 21045


Re:     Supplemental Servicer Compliance Statement

Deal Name: MLCC 2006-3

Dear Sir and/or Madame:

This statement of compliance is being provided in accordance with Item 1123 of Regulation AB. The Undersigned hereby states that:

1.      I am an authorized officer of PHH Mortgage Corporation (the "Servicer");

2. A review of the Servicer's activities during the period from 10/01/2006 (the "Reporting Period") and its performance under the Agreement has been made under my supervision; and

3. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Agreement in all material respects throughout the Reporting Period.


By: /s/ Deborah A. Rocchi
Name: Deborah A. Rocchi
Title: Assistant Vice President





EX-35 (b)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 02, 2007

Merrill Lynch Mortgage Investors, Inc.
4 World Financial Center
New York, NY 10281

RE: Annual Statement As To Compliance for Merrill Lynch Mortgage
    Investors Trust, Series MLCC 2006-3

Per Section 9.11 of the Pooling and Servicing Agreement, dated as of 10/1/2006, the undersigned Officer of Wells Fargo
Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) a review of the activities of such signatory during the preceding calendar year, or portion thereof, and of the performance of such signatory under this Agreement or such other applicable agreement in the case of a Servicing Function Participant has been made under such officer's supervision, and

(ii) to the best of such officer's knowledge, based on such review, such signatory has fulfilled all its obligations under this Agreement or such other applicable agreement in all material respects throughout such year or a portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.




Certified By:
/s/ Brett Handelman
Brett Handelman, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary





EX-35 (c)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

March 23, 2007

Merrill Lynch Mortgage Investors, Inc.
4 World Financial Center
New York, NY 10281

RE: Annual Statement As To Compliance for Merrill Lynch Mortgage Investors Trust, Series MLCC 2006-3

Per Section 9.11 of the Pooling and Servicing Agreement, dated as of 10/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Securities Administrator), hereby certifies the following for the 2006 calendar year or portion thereof:

(1) a review of the activities of such signatory during the preceding calendar year, or portion thereof, and of the performance of such signatory under this Agreement has been made under such officer's supervision, and

(ii) to the best of such officer's knowledge, based on such review, such signatory has fulfilled all its obligations under this Agreement in all material respects throughout such year or a portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.

Certified By:
/s/ Scott Strack
Scott Strack, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary